Form 10QSB
period 2007-06-30
GLOBAL 1 INVESTMENT HOLDINGS CORP
filed 2007-08-10
CIK 1389210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB

                                   (Mark one)
     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2007

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                       Commission file number: 333-108534

                     Global 1 Investment Holding Corporation
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Georgia                                     20-8887008
             -------                                     ----------
 (State or other jurisdiction of
  incorporation or organization)               (IRS Employer Identification No.)

          233 Peachtree Street
          --------------------
               Suite 1225
               ----------
               Atlanta, GA                                  30303
               -----------                                  -----
(Address of principal executive offices)                  (Zip Code)

                                  (404-222-7344
                                  -------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]
Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 398,233,385 shares issued and outstanding as of June 30, 2007.
Transitional Small Business Disclosure Format: Yes __ No X

              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                                  April 1, 2007
                                       TO
                                  June 30, 2007











              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                                    Contents
================================================================================


Financial statements
  Balance sheets                                                             2
  Statements of operations                                                   3
  Statements of changes in stockholders' deficit                            4-5
  Statements of cash flows                                                  6-7

Summary of significant accounting policies                                  8-9

Notes to the financial statements                                          10-11








              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEETS FOR THE PERIOD ENDING
                                  June 30, 2007
                                    UNAUDITED

===============================================================================================


                                                                   June 30              2007

-----------------------------------------------------------------------------------------------

                                         Assets
Current assets
   Cash                                                         $                $      3,693
-----------------------------------------------------------------------------------------------
     Total current assets                                                               3,693
-----------------------------------------------------------------------------------------------
Fixed assets
   Furniture and equipment not yet placed in service                                   20,322
-----------------------------------------------------------------------------------------------
     Total assets                                               $                $     24,015
===============================================================================================


                              Liabilities and Stockholders' Deficit
Stockholders' deficit
 Preferred stock (100,000,000 shares $.001 par value
  authorized, none issued and outstanding)                      $          -     $          -
 Common stock (1,000,000,000 shares $.001 par value
  authorized, 398,233,385 issued and
   outstanding respectively)
                                                                                      398,233
 Additional paid-in capital,                                                       39,941,201
 Accumulated deficit,                                                           (  40,315,419)
-----------------------------------------------------------------------------------------------
   Total stockholders' deficit                                                        374,218
-----------------------------------------------------------------------------------------------
   Total liabilities and stockholders' deficit                  $                $    374,218
===============================================================================================

See the summary of significant accounting policies, and the accompanying notes to the financial statements.

              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                              FOR THE PERIOD ENDED
                                  June 30, 2007
                                    UNAUDITED

===============================================================================================

 Qtr ended                                                         June 30           2007
-----------------------------------------------------------------------------------------------
Revenue                                                                                   0.0
-----------------------------------------------------------------------------------------------
General and administrative expenses
 Professional fees                                                                        0
 Bank charges                                                                             0
-----------------------------------------------------------------------------------------------
Total general and administrative expenses                                                 0
-----------------------------------------------------------------------------------------------
Net loss                                                                       $          0
===============================================================================================

Loss per weighted average shares of common
 stock outstanding                                                             $          (.01)

Weighted average number of shares of
 common stock outstanding                                                       398,233,385


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                             June 30, 2007 UNAUDITED

===================================================================================================================================
June 30, 2007

                                                                               Additional                                  Total
                                                            Common              paid-in             Accumulated        stockholders'
                                                             stock              capital              deficit             deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2006                                  $    398,233         $ 39,941,201         $(40,315,419)        $    374,218
Common stock issued for
 professional fees                                                 0                    0
Shareholder cash contributions


Net loss                                                                                                    (0)                  (0)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2007                                  $    398,233         $ 39,941,201         $(40,315,419)        $    374,218
====================================================================================================================================

See the summary of significant accounting policies, and the accompanying notes to the financial statements.

              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                                  June 30, 2007
                                    UNAUDITED

===============================================================================================
Common stock shares issued and outstanding
Recapitalization of Group Management common stock shares on
 August 23, 2003 coincident to merger with Silver Screen Studios, Inc.               75,882,685
Common stock shares issued for professional fees                                     92,600,700
-----------------------------------------------------------------------------------------------
Balance, December 31, 2006                                                          398,233,385
Common stock shares issued for professional fees                                              0
-----------------------------------------------------------------------------------------------
Balance, June 30, 2007                                                              398,233,385
===============================================================================================

See the summary of significant accounting policies, and the accompanying notes to the financial statements.

              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                  JUNE 30, 2007
                                    UNAUDITED

===============================================================================================
                                                                                    Period
                                                                                     Ended
                                                                                    June 30,
                                                                                      2007
-----------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                                          $      (0)
  Adjustments to reconcile net loss to net
   cash used by operating activities
     Cost of common stock issued for
      services                                                                              0
-----------------------------------------------------------------------------------------------
Net cash used by operating activities                                                      (0)
-----------------------------------------------------------------------------------------------
Cash flows from investing activities
  Increase in furniture and equipment                                      -
-----------------------------------------------------------------------------------------------
Net cash used by investing activities                                      -
-----------------------------------------------------------------------------------------------
Cash flows from financing activities
  Cash contributed to the company
  Furniture and equipment contributed to
   the company
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities
-----------------------------------------------------------------------------------------------

See the summary of significant accounting policies, and the accompanying notes to the financial statements.

              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                  JUNE 30, 2007
                                    UNAUDITED

===============================================================================================
                                                                                     For the
                                                                                   period ended

                                                                                     June. 30,
                                                                                       2007
-----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                            $     (0)
Cash and cash equivalents, beginning of period                                           3693
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period  $                                          $   3693
===============================================================================================


Supplementary disclosures of cash flow information
    Cash paid during the year for:
       Interest expense                                    $      -     $      -     $      -
       Income taxes                                               -            -            -      -



See the summary of significant accounting policies, and the accompanying notes to the financial statements.

              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation.
                          (A Development Stage Company)

                   Summary of Significant Accounting Policies


Organization and merger transaction
-----------------------------------

The corporation changed its name from Silver Screen Studios, Inc. to Global 1 Investment Holdings Corporation effective on November 3, 2006. The shareholder's approval was obtained and there was no reverse split.

Silver Screen Studios, Inc. ("the Company") was organized to engage in the business of the development, production, financing and distribution of entertainment related products. The Company was incorporated in the State of Georgia in May of 2003. The company is the result of a reverse holding company merger formed by Group Management and SSSG Acquisition Corporation on August 23, 2003.

On August 23, 2003, pursuant to an agreement and plan of merger, the Company converted on a one for one basis 75,882,665 of its $.001 par value common stock in exchange for all of the issued and outstanding $.002 par value common stock of Group Management Corporation in the same share amount. The plan called for Group Management Corporation to merge into SSSG Acquisition Corp., a merger related subsidiary of the Company, with the Company remaining as the successor reporting entity pursuant to Section 12(g)(3) (see Note 4).

Since neither entity had any assets nor liabilities of substance prior to the merger, for accounting purposes the acquisition has been treated as a recapitalization of the shares of the Company with the Company as the acquirer (reverse acquisition). The historical statements prior to August 23, 2003 are those of the Company.

The company trades on the Over the Counter Bulletin Board under the symbol GOIH.


Development stage enterprise
----------------------------

The newly constituted Company has only been in existence as an operating entity since August 23, 2003, and is the process of identifying and exploiting commercially viable products that it can develop, produce and distribute. As such, its planned principal operations had not as yet commenced as of December 31, 2006, nor had it had significant revenue from its inception to that date. Consequently, the Company remains in the development stage, and its financial statements have been presented consistent with that status.

              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

Accounting basis and revenue recognition
----------------------------------------

The Company uses the accrual basis of accounting for financial statement and income tax reporting. Expenses are realized when the obligation is incurred.


Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from these estimates.


Fixed assets
------------

Fixed assets are stated at cost. Depreciation will be computed using accelerated methods, once the assets are placed in service, over the following estimated useful lives:

                                                         Estimated
         Depreciation                                   useful life
         ------------                                   -----------

         Furniture and fixtures                           7 years
         Equipment                                        5 years


Income taxes
------------

The Company accounts for income taxes using the asset and liability method as required by Statement of Financial Accounting Standards No. 109, under which deferred income tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes also are recognized for operating losses that are available to offset future taxable income.

Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                       Notes to the Financial Statements

1.   INCOME TAXES
     ------------

     The Company incurred no Georgia state income tax expense for the year ended December 31, 2006.

     The Company has net operating loss carryovers of $2,494,264 offset future income tax. The net operating losses expire as follows:

                 December 31, 2018                  $  410,031
                      2019                           1,275,656
                      2020                              77,687
                      2021                             730,890

2.   OPERATING FACILITIES
     --------------------

     The Company maintains its offices 233 Peachtree Street, Suite 1225, Atlanta, Ga.30303, in the premises of its law firm. Both parties have not as yet agreed upon the terms for use of the space. The parties have agreed there shall be no cost for the use of the space. Consequently, the Company has occupied its limited office space on a "rent free" basis for the period from inception (August 23, 2003) to December 31, 2006 and continues to do so.


3.   LITIGATION
     ----------

     The Company is currently not a party to any litigation that it is aware of.

     Group Management Corporation, a predecessor entity to the merger transaction, was relieved of certain debt obligations. These debt obligations were a result of a legal dispute between Group Management Corporation's debt holders and related to the rights to conversion of the debt to the common stock of Group Management Corporation, prior to the merger transaction.

     Group Management Corporation's debt obligation of $1.1 million reflected on its books prior to the merger transaction and the related rights were included as part of the estate. The estate of SSSG Acquisition Corporation was closed pursuant to a judicial order, without distributions to the holders, granted in United States Bankruptcy Court in the Northern District of Georgia on November 4, 2004.

4.   EQUITY TRANSACTIONS
     -------------------

     During the year ended December 31, 2006 the Company paid its legal services providers and consultants a total of 222,000,000 shares of common stock, which were valued at $724,000 (based on the publicly traded share price of the Company's stock on the date the shares were issued) in exchange for legal and consulting services.

     During the period from inception (August 23, 2003) to December 31, 2005 the company's legal service providers received a total of 67,570,000 shares of common stock with an aggregate value of $1,235,000 based on publicly traded share were issued, in the exchange for legal services. 7,750,000 valued at $77,500 were issued during the year ended December 31, 2005 and 36,600,000 valued at $925,500 were issued during the year ended December 31, 2004 and 23,220,000 shares valued at $232,200 were issued during the period from inception (August 23, 2003) to December 31, 2003.

     Coincident to and in the immediate period since the merger transaction on August 23, 2003, a shareholder contributed furniture and equipment principally consisting of computer, sound and imaging equipment and software, valued at his acquisition cost of $20,322 for no consideration. He also contributed a total of $10,950 in cash to the Company of which $4,100 was contributed during the year ended December 31, 2006 and $6,850 during the period from inception (August 23, 2003) to December 31, 2005. Both the contributed cash and the furniture and equipment have been reflected by the Company via corresponding credits to additional paid-in capital aggregating $10,950 and $23,322.

     In addition, during the period (August 23, 2003) to December 31, 2004 the Company has incurred marketing oriented consulting fees to various current shareholders in the merged entity in exchange for a total of 32,780,700 shares of common stock with an aggregate value of $527,807 based on the publicly traded share price on the date the shares were issued. 15,000,000 shares valued at $350,000 were issued during the year ended December 31, 2004 and 17,780,700 shares valued at $177,807 were issued during the period from inception (August 23, 2003) to December 31, 2003.


5.   GOING CONCERN
     -------------

     These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

     The Company incurred a net loss of $730,890 for the year ended December 31, 2006 and had incurred cumulative losses since inception of $2,494,264. The Company's existence in the current and prior period has been dependent on advances and contributions from related parties and other individuals, and the issuance of equity securities in exchange for professional fees. The ability of the Company to continue as a going concern is dependent on generating revenue from its planned businesses and obtaining additional capital and financing.

     The Company's management is hopeful that its ongoing efforts to generate revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding.

     The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis

Forward-Looking Statements; Market Data
---------------------------------------

Forward-Looking Statements: This report and other statements issued or made from time to time by Silver Screen Studios, Inc. contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company, its officers and directors and the officers and directors of the Company's subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

We make forward-looking statements in this management discussion and analysis. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This discussion contains certain estimates and plans related to the industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know the future level of growth of the industry we operate in, and particularly the level of growth of the entertainment industry and our ability to implement our plan of operations for selling entertainment products and services on-line and through direct marketing based upon our business model. Following the end of the quarter ended Sept. 30, 2005, we commenced implementation of our plan to increase our operating cash flows by the production of entertainment related products. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.


Current Operations:
-------------------

For the quarter ended on June 30, 2007 the Company was in the process of restructuring its current operations. The Company felt it was in the best interest of the shareholders to diversify its business model to include strategic business units in the areas of real estate, entertainment and financial services. To date the company has created a new class of preferred stock and registered the same on Form 8-A-12G. The company created $500,000,000 to be used as collateral in structured credit transactions. Additionally the company entered into several joint venture financial transactions with counterparties for the creation and placement of structured financial instruments. The company has developed expertise in the derivative market segment and is in the process of developing a trading vehicle to take advantage of the expertise developed in the structured finance segment.

                 Advanced Structured Finance Market Risk Factors

     (a) The company's restructuring to enter the structured finance market sector was in operations as of the end of the quarter. We believe there are tremendous opportunities for the company if it can execute on its business model. Our goal is to create investment opportunities where the company has a strategic advantage and executes on a global basis.
     (b) We believe for the company to be successful in the execution of its business model, the company must have the resources to operate in various markets globally. We have done a comprehensive estimate and have concluded for the company to operate efficiently in the execution of its business model, the company will need at least $25,000,000.
     (c) Currently the company does not have the capital to execute its business model, however, the company is actively developing strategic plans to obtain the capital to initiate and execute its business model. There are no guarantees the company will obtain the capital necessary to execute its business model, nor are there any guarantees if the capital is obtained the company will be successful in the execution of its business model.
     (d) The company's development of the expertise to operate in the global financial market place we believe gives it a strategic advantage over its competitors. Currently we are trading on the OTCBB and our equity price is compressed by what we believe is market manipulation by several market participants. Our goal is to develop several vehicles and move to other trading markets other than the OTCBB where we believe the trading environment will be more transparent.


The Company hired a real estate consultant to assist it in the evaluation of opportunities and to assist it in the formation of a business plan in the real estate sector. To date the Company has identified several opportunities and will upon financing, undertake to commence operations. We feel given our resources and abilities, our resources should be focused on the financing and acquisition of distressed assets. The distressed assets sectors will allow us to acquire assets and redeploy the asset with a minimum capital investment. It is our future plan to acquire distresses assets in bulk to establish economies of scale and financing opportunities.

We feel the entertainment industry offers the Company an avenue where the barriers to entry are such that the Company can enter and achieve a competitive position given its resources. We have the current ability and expertise to develop and produce small feature films and videos for a direct to the consumer distribution model. Our competitive advantage is that we own the means of production and we originate and develop our creative ideas in-house, hence we do not have the developmental costs our competitors have.

If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.


Our business operations are very cash intensive, and currently we do not have the capital resources to fund our production operations. However, our legal counsel and internal investment banking unit are exploring the process of registering an offering to raise funds to fund our projects. However, we can offer no assurances that we will raise any funds from the sale of our financial instruments. We are in development of several websites and streaming media sites that will allow us to distribute our content to a global audience. The development of the streaming websites we anticipate will increase the company's potential to generate revenue, but there are no assurances the projects will be successful.

                          PUBLISHING AND MEDIA DIVISION

Our wholly owned operating division Millennium Publishing is the literary content acquisition vehicle used by the company to source and to develop literary content that is adapted or developed into screenplays that the company develops into video or film projects. As of the end of the second quarter, Millennium Publishing has completed two novels, Heirs to Murder and Murder Times 2.

We feel the publishing industry offers the Company an opportunity to enter an industry where the capital outlay is minimum, but the real can be enormous. The publishing industry's financing dynamics suite our cash flow position where we can acquire the rights to a projects for a minimum up front cost and the costs resulting to the company will be the publication, marketing and distribution fees. We believe that out experience in the media production sector will give us a cost advantage in the production of marketing material that out similar situated competitor do not enjoy.

The novel Heirs to Murder has also been adapted into a feature length screenplay. Both novels will be released to the public as e-books and a limited print edition of each novel will also be released. We have also acquired the rights to two additional novels, The Set-Up and The Single Life. We anticipate that both of these novels will be released during the coming quarter. If successful in their release, these projects will provide the Company with a cash flow source that can be leveraged to finance other company projects.

Our current plans regarding Millennium Publishing is the development of a third novel, Unit 1-A, the first draft has been completed and the editing process will commence once we receive the manuscript from the writer. We intend to develop the novel Unit 1-A into a feature length screenplay and if the monetary resources permit which we estimate at $2.5 million, we will then begin production on a feature length film project of the screenplay.

We have partnered with a joint venture partner to development novels, films and other entertainment related products. Our joint venture partner assists us in the development, financing and production of our projects

We are also developing the third installment of the action adventure series tentatively title: The Root of All Evil: The Final Battle. This installment will complete a trilogy beginning with Heirs to Murder, Unit 1-A and The Root of All
Evil: The Final Battle. The company anticipates it will use in its ABS financing model to fund the production of the series. Each of the novels will be released as e-books as well as limited print versions and furthermore, each developed into a feature length scripts for either direct to DVD or a limited theatrical exhibition.


                               PRODUCTION DIVISION

The company conducts its production operations through its wholly owned subsidiary GreenLight Productions, Inc. GreenLight Productions, Inc. acts as the primary production company on all of the company's projects as well as out sourced projects. Greenlight Productions' equipment consists of 3 Apple Computers, G-5, 2.0 Dual processor workstations all equipped with Final Cut Pro HD as well as Shake 3.5, Adobe After Effects 6.5, Adobe Photoshop, Adobe Illustrator, Logic Pro 6.5, DVD Pro 3.0 as well as numerous other specialized production software. The G-5 HD workstation is also equipped with the AJA Kona HD card as well as the breakout module. Greenlight Productions also has the use of 2 Panasonic DVX-100A 24p production cameras both equipped with the anamorphic lens adapter for widescreen HD production. Greenlight recently acquired the use of the Lowell Super Ambi light kit to assists it in its production capabilities.

Moreover, Greenlight has recently acquired a 10'x24' green screen as well as a 15'x24' blue screen to be used in its chroma keying production capacity. In addition to the above the company has acquired for evaluation a Samsung 23" HD LCD monitor that, if acquired, will be used in a color grading suite consisting of an Apple G-5, 2.0 dual processor, using the Synthetic Aperture Color Grading Software, Keylight. We believe acquisition of the Keylight software will give the company a strategic cost advantage over it competitors because the company will be able to color grade its productions in-house and save the estimated $350 per hour post production houses charge for the equivalent service.

                              FINANCING OPERATIONS

The company conducts its financing operations through its wholly owned subsidiary Media Finance Corporation, ("MFC"). MFC is organized to use asset backed securities, ("ABS") as well as traditional means of financing to raise operating capital to fund the company's operations. MFC developed an off balance sheet asset backed securities, (ABS) financing model to assists in raising capital to fund the company's operations. The ABS financing model uses the intellectual property developed or acquired by the company, and projects a cash flow analysis of the revenue streams of the intellectual property and through special propose entities issues debt or equity backed by the cash flows of the intellectual property. The company is considering plans to will allow MFC to file its own registration statement and trade in the market under its own ticker.

Our restructuring activities include a financial services strategic business unit. It is our plans to develop the SBU into a multi line commercial financing operation. Our initial focus will be on establishing relationships in the commercial real estate financing sector and designing financial instruments that will enable the Company to finance it on going operations.

We are exploring ways to utilize the Georgia Investment Tax Credits for Film Productions, as well as the Federal Tax Credit for Film Production.




Results of Operations - For the Three-Month Period Ended June 30, 2007.
-----------------------------------------------------------------------

Revenues. We generated no revenue during the quarter ended June 30, 2007.

Cost of revenues. We generated no revenues during the quarter ended June 30, 2007. However, we incurred consulting expenses associated with the restructuring of our business operations during the period.

Gross Margin. Because we generated no revenue during the quarter ended June 30, 2007, we have a negative gross margin due to the incurring of operating expenses.

Operating Expenses. Our operating expenses consist primarily of professional and consulting services expenses. We had operating expenses for the three-month period ended June 30, 2007 of $0 compared to operating expenses of $0 during the same period in the prior year. Our operating expenses increased due to costs associated with our restructuring activities.

Net Loss. Our net loss for the three-month period ended June 30, 2007 was $0 compared to a net loss of $0 during the same period in the prior year. The increase in our net loss was primarily due to the incurring of legal fees and consulting and professional fees.

Liquidity and Capital Resources.
--------------------------------

At June 30, 2007, we had total current tangible assets of $24,015 compared to total current assets of $24,015 for the same period ending 2006. Our intellectual property consisting of manuscripts and screenplays has not been valued as of the end of the period. Upon completion of the development phase of each project and the placing into service of each project, a value will be place on each project.


We had fixed assets of $20,322 at June 30, 2007, compared to fixed assets of $20,233 at June 30, 2007.

Our total current liabilities are $0.0 as of June 30, 2007 compared to total current liabilities of $0 as of Sept. 30, 2005. We had no long-term liabilities as of June 30, 2007. We have incurred no long term liabilities during the periods ending on June 30, 2007.

We had a cash flow from operations of $ negative 0.0 during the three-month period ended June 30, 2007 compared to a negative cash flow from operations of $0.0 during the three-month period ended Sept. 30, 2005. This negative cash flow from operations during the three-month period ended June 30, 2007 is principally the result of non-cash compensation. We had $0.0 in cash used in investing activities during the three-month period ended June 30, 2007 compared to cash used of $36 during the same period in the prior year.

We do not have existing capital resources available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. There can be no assurance that additional funds will become available at terms and conditions satisfactory to the Company, if at all. As discussed in Note 8 to the financial statements, the Company has suffered losses from operations, and is dependent upon management and/or shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our limited capital resources and negative cash flow from operations may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. To the extent that additional debt financing proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Item 3.    Controls and Procedures

a. Within the 90 days prior to the date of this report, our president, executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's president, chief executive officer, we concluded that our disclosure controls and procedures are effective in timely alerting the Company to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.



                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Footnote 5 to the Notes to Financial Statements.

Item 2. Changes in Security

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:
     (b)  Form 8A-12G filed on June 6, 2007
     (c)  Form 8-K/A filed on June 11, 2007.

Exh.                                                                       Page
No.                            Description                                  No.
31.1 Certification of Barry Thomas, CEO of Silver Screen Studios, Inc.,      **
     pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.)
32.1 Certification of Barry Thomas, CEO of Silver Screen Studios, Inc.,      **
     pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
* Filed with the Company's Form 10-SB/12g. and incorporated by reference herewith.
** Filed herewith.



                                   SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global 1 Investment Holdings Corporation
By: /s/ Barry Thomas, acting CEO
--------------------------------
Dated: August 8, 2007
Atlanta, GA