Form 10QSB
period 2007-12-31
GLOBAL 1 INVESTMENT HOLDINGS CORP
filed 2008-02-14
CIK 1389210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB

                                   (Mark one)
       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: DECEMBER 31, 2007

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

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 398,233,385 shares issued and outstanding as of DECEMBER 31, 2007.

Transitional Small Business Disclosure Format: Yes __ No X


              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                                  OCTOBER 1, 2007
                                       TO
                                DECEMBER 31, 2007












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

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEETS FOR THE PERIOD ENDING
                               DECEMBER 31, 2007
                                    UNAUDITED

===============================================================================================



                                                                      DECEMBER 31        2007
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

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                              FOR THE PERIOD ENDED
                               DECEMBER 31, 2007
                                    UNAUDITED

===============================================================================================

   Qtr ended                                                        DEC 31             2007
-----------------------------------------------------------------------------------------------
Revenue                                                                                     0.0
-----------------------------------------------------------------------------------------------
General and administrative expenses
   Professional fees                                                                          0
   Bank charges                                                                               0
-----------------------------------------------------------------------------------------------
Total general and administrative expenses                                                     0
-----------------------------------------------------------------------------------------------
Net loss                                                                           $          0
===============================================================================================


Loss per weighted average shares of common
  stock outstanding                                                                $       (.01)

Weighted average number of shares of
  common stock outstanding                                                          398,233,385


See the summary of significant accounting policies, and the accompanying notes to the financial statements.


3


              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                          DECEMBER 31, 2007 UNAUDITED

===============================================================================================
DECEMBER 31, 2007

                                                   Additional                           Total
                                     Common         paid-in          Accumulated    stockholders'
                                     stock          capital            deficit         deficit
-----------------------------------------------------------------------------------------------
Balance, June 30, 2006            $  398,233     $ 39,941,201     $ (40,315,419) $     374,218
Common stock issued for
  professional fees                        0                                                 0
Shareholder cash contributions
Net loss                                                                     (0)            (0)
-----------------------------------------------------------------------------------------------
Balance, DECEMBER 31, 2007       $  398,233     $ 39,941,201     $ (40,315,419)      $ 374,218
===============================================================================================

See the summary of significant accounting policies, and the accompanying notes to the financial statements.


4


              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                               DECEMBER 31, 2007
                                    UNAUDITED

===============================================================================================
Common stock shares issued and outstanding

Recapitalization of Group Management common stock shares on
  August 23, 2003 coincident to merger with Silver Screen Studios, Inc.              75,882,685
Common stock shares issued for professional fees                                     92,600,700
-----------------------------------------------------------------------------------------------
Balance, December 31, 2006                                                          398,233,385
Common stock shares issued for professional fees                                              0
-----------------------------------------------------------------------------------------------
Balance, DECEMBER 31, 2007                                                          398,233,385
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

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                               DECEMBER 31, 2007
                                    UNAUDITED

===============================================================================================

                                                                                       Period
                                                                                       Ended
                                                                                      DEC. 31,
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

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                               DECEMBER 31, 2007
                                    UNAUDITED

===============================================================================================

                                                                                     For the
                                                                                   period ended

                                                                                     DEC. 31,
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


Current Operations:

For the quarter ended on DECEMBER 31, 2007 the Company was in the process of restructuring its current operations. The Company felt it was in the best interest of the shareholders to diversify its business model to include strategic business units in the areas of real estate, entertainment and financial services. To date the company has created a new class of preferred stock and registered the same on Form 8-A-12G. The company created $500,000,000 to be used as collateral in structured credit transactions. Additionally the company entered into several joint venture financial transactions with counterparties for the creation and placement of structured financial instruments. The company has developed expertise in the derivative market segment and is in the process of developing a trading vehicle to take advantage of the expertise developed in the structured finance segment.

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





Results of Operations - For the Three-Month Period Ended DECEMBER 31, 2007.
----------------------------------------------------------------------------

Revenues. We generated no revenue during the quarter ended DECEMBER 31, 2007.

Cost of revenues. We generated no revenues during the quarter ended DECEMBER 31, 2007. However, we incurred consulting expenses associated with the restructuring of our business operations during the period.

Gross Margin. Because we generated no revenue during the quarter ended DECEMBER 31, 2007, we have a negative gross margin due to the incurring of operating expenses.

Operating Expenses. Our operating expenses consist primarily of professional and consulting services expenses. We had operating expenses for the three-month period ended DECEMBER 31, 2007 of $0 compared to operating expenses of $0 during the same period in the prior year. Our operating expenses increased due to costs associated with our restructuring activities.

Net Loss. Our net loss for the three-month period ended DECEMBER 31, 2007 was $0 compared to a net loss of $0 during the same period in the prior year. The increase in our net loss was primarily due to the incurring of legal fees and consulting and professional fees.

Liquidity and Capital Resources.
--------------------------------

At DECEMBER 31, 2007, we had total current tangible assets of $24,015 compared to total current assets of $24,015 for the same period ending 2006. Our intellectual property consisting of manuscripts and screenplays has not been valued as of the end of the period. Upon completion of the development phase of each project and the placing into service of each project, a value will be place on each project.


We had fixed assets of $20,322 at DECEMBER 31, 2007, compared to fixed assets of $20,233 at DECEMBER 31, 2005.

Our total current liabilities are $0.0 as of DECEMBER 31, 2007 compared to total current liabilities of $0 as of DEC. 31, 2005. We had no long-term liabilities as of DECEMBER 31, 2007. We have incurred no long term liabilities during the periods ending on DECEMBER 31, 2007.

We had a cash flow from operations of $ negative 0.0 during the three-month period ended DECEMBER 31, 2007 compared to a negative cash flow from operations of $0.0 during the three-month period ended DEC. 31, 2005. This negative cash flow from operations during the three-month period ended DECEMBER 31, 2007 is principally the result of non-cash compensation. We had $0.0 in cash used in investing activities during the three-month period ended DECEMBER 31, 2007 compared to cash used of $36 during the same period in the prior year.

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

W.E. Tucker, CEO FEBRUARY 14, 2008





19